Form 10QSB
period 2005-09-30
ADAGIO ACQUISITION II ,INC
filed 2005-11-29
CIK 1329000

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549

                                   FORM 10-QSB

            |X| QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

            |_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-51495

                           ADAGIO ACQUISITION II, INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    20-2852541
             --------                                    ----------
              (State or other jurisdiction of            (I.R.S. employer
             incorporation or organization)              identification number)

             c/o Spencer Trask
             535 Madison Avenue, 18th Floor
             New York, NY                                10022
             ------------------------------------        -----------
              (Address of principal executive offices)   (Zip Code)

         Issuer's telephone number, including area code: (212) 418-8573

                                    No change
                                    ---------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

                                   Copies to:
                              Feldman Weinstein LLP
                              420 Lexington Avenue
                                    Suite 420
                               New York, NY 10170
                          Attn: David N. Feldman, Esq.
                               Tel: (212) 869-7000
                               Fax: (212) 997-4242

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|.

      Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|X| No|_| .

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares of Common Stock, par value $ .0001 per share, outstanding as of November 15, 2005.

Transitional Small Business Disclosure Format (Check one):    YES|_|  NO|X|

                           ADAGIO ACQUISITION II, INC.

                                    - INDEX -

PART I- FINANCIAL INFORMATION:

                                                                                                 Page(s)
Item 1.  Financial Statements:

         Balance Sheet - September 30, 2005 (unaudited)                                           F-1.

         Statements of Operations (unaudited) for the cumulative period during the development stage (April 22, 2005 to September 30, 2005)
         and the three months ended September 30, 2005                                            F-2.

         Statement of Changes in Stockholder's Equity (unaudited) for the cumulative period during the development stage (April 22, 2005 to
         September 30, 2005)                                                                      F-3.

         Statements of Cash Flows (unaudited) for the cumulative period during the development stage (April 22, 2005 to September 30, 2005)
         and the three months ended September 30, 2005                                            F-4.

         Notes to Interim Unaudited Financial Statements                                          F-5-F-6.

Item 2.  Management's Discussion and Analysis or Plan of Operation                                  2.

Item 3.  Controls and Procedures                                                                    2.

PART II - OTHER INFORMATION:                                                                        3.

Item 1.  Legal Proceedings                                                                          3.

Item 2.  Changes in Securities                                                                      3.

Item 3.  Defaults Upon Senior Securities                                                            3.

Item 4.  Submission of Matters to a Vote of Security Holders                                        3.

Item 5.  Other Information                                                                          3.

Item 6.  Exhibits and Reports on Form 8-K                                                           3.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADAGIO ACQUISITION II, INC
A Development Stage Company
Balance Sheet (Unaudited)                                     September 30, 2005

ASSETS
     Current Assets
         Cash and cash equivalents                                     $ 37,831
                                                                       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities
         Accrued expenses                                              $  8,000
                                                                       --------

     Stockholder's Equity
         Preferred stock - $.0001 par value - 10,000,000 shares
           authorized; -0- shares issued and outstanding                     --
         Common stock - $.0001 par value - 75,000,000 shares
           authorized; 2,000,000 shares issued and outstanding              200
         Additional paid-in capital                                      49,800
         (Deficit) accumulated during the development stage             (20,169)
                                                                       --------

                                                                         29,831

                                                                       $ 37,831
                                                                       ========

See accompanying notes to interim unaudited financial statements.
                                                                             F-1

ADAGIO ACQUISITION II, INC.

A Development Stage Company
Statement of Operations (Unaudited)

                                                                     Three Months              Cumulative Period from
                                                                         Ended               April 22, 2005 (Inception)
                                                                    September 30, 2005       Through September 30, 2005
                                                                    ---------------------------------------------------

Net Sales                                                            $           -                 $           -

Cost of Sales                                                                    -                             -
                                                                     -------------                 -------------

Gross Profit                                                                     -                             -
                                                                     -------------                 -------------

General and Administrative Expenses                                         (8,000)                      (20,500)

Investment Income                                                              331                           331
                                                                     -------------                 -------------

Net (Loss)                                                           $      (7,669)                $     (20,169)
                                                                     =============                 =============

Basic and Diluted (Loss) Per Share                                           (0.00)                        (0.01)
                                                                     =============                 =============

Weighted Average Number of Common
     Shares Outstanding                                                  2,000,000                     2,000,000
                                                                     =============                 =============

See accompanying notes to interim unaudited financial statements.
                                                                             F-2

ADAGIO ACQUISITION II, INC.

A Development Stage Company
Statement of Changes in Stockholder's Equity (Unaudited)



                                                                                               (Deficit)
                                                                                              Accumulated
                            Preferred Stock           Common Stock                            During the
                           ------------------     ---------------------    Additional         Development       Stockholder's
                           Shares     Amount        Shares       Amount    Paid-in Capital       Stage             Equity
                           ----------------------------------------------------------------------------------------------

Balance -
  April 22, 2005                -   $      -             -    $       -      $         -       $      -      $          -
   Issuance of common
     stock                      -          -     2,000,000          200           49,800              -            50,000
   Net (loss)                   -          -                          -                -        (20,169)          (20,169)
                         --------   --------   -----------    ---------      -----------       --------       -----------

Balance -
  September 30, 2005            -   $      -     2,000,000    $     200      $    49,800       $(20,169)      $    29,831
                         ========   ========   ==========     =========      ===========       ========       ===========

See accompanying notes to interim unaudited financial statements.
                                                                             F-3

ADAGIO ACQUISITION II, INC.

A Development Stage Company
Statement of Cash Flows (Unaudited)

                                                                     Three Months              Cumulative Period from
                                                                         Ended                April 22, 2005 (Inception)
                                                                    September 30, 2005         Through September 30, 2005

Cash Flows from Operating Activities
     Net (loss)                                                      $      (7,669)                $     (20,169)
     Adjustments to reconcile net (loss) to
       net cash provided by (used in)
       operating activities:
         Accrued expenses                                                    8,000                         8,000
                                                                     -------------                 -------------

                                                                               331                       (12,169)
                                                                     -------------                 -------------

Cash Flows from Financing Activities
     Proceeds from issuance of common stock                                      -                        50,000
                                                                     -------------                 -------------

Net Increase in Cash and Cash Equivalents                                      331                        37,831

Cash and Cash Equivalents - beginning                                       37,500                             -
                                                                     -------------                 -------------

Cash and Cash Equivalents - end                                      $      37,831                 $      37,831
                                                                     =============                 =============

See accompanying notes to interim unaudited financial statements.

ADAGIO ACQUISITION II, INC.

A Development Stage Company
Notes to Interim Unaudited Financial Statements
September 30, 2005

1-    DEVELOPMENT STAGE COMPANY

      Adagio Acquisition II, Inc., a development stage company (the "Company"), was incorporated in the name of Scimitar Acquisition II, Inc., in the State of Delaware on April 22, 2005. The Company changed its name to Adagio Acquisition II, Inc. on May 25, 2005. The Company is looking to acquire an existing company or acquire the technology to begin operations.

2-    BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS

      The accompanying interim financial statements of the Company as of September 30, 2005 and for the three months then ended and for the cumulative period from April 22, 2005 (inception) through September 30, 2005, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management's Discussion and Analysis should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-SB12G for the period April 22, 2005 (inception) through June 30, 2005. There have been no changes in significant accounting policies since the period April 22, 2005 (inception) through June 30, 2005 .

3-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

      a. Use of Estimates - The preparation of the statement of financial condition in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      b. Loss Per Common Share - Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

      c. Fair Value of Financial Instruments - The carrying value of cash equivalents and accrued expenses approximates fair value due to their short-term nature.

      d. Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the three months ended September 30, 2005 and for the period April 22, 2005 (Inception) through September 30, 2005, the Company earned investment income of $331.

4-    RELATED PARTY TRANSACTION

      The  Company   utilizes  the  office  space  and  equipment  of  its  sole
      stockholder  at  no  cost.   Management   estimates  such  amounts  to  be
      immaterial.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The Company incurred a net loss of $(7,669) for the three months ended September 30, 2005. Combined with the fact that the Company has virtually no working capital and an accumulated deficit of $(20,169) as of September 30, 2005, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

      Plan of Operation. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

      Liquidity and Capital Resources. As of September 30, 2005, the Company had assets consisting of $37,831 in cash and cash equivalents.

      Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company during such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.       Description

*3.1 Certificate of Incorporation, as filed with the Delaware Secretary of State on April 22, 2005.

*3.2              By-Laws

31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

32.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 12, 2005, and incorporated herein by this reference.

(b) Reports on Form 8-K. None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 28, 2005                         Adagio Acquisition II, Inc.

                                                 By: /s/William Dioguardi
                                                    ---------------------
                                                    William Dioguardi
                                                    President