Form 10QSB
period 2006-06-30
ADAGIO ACQUISITION II ,INC
filed 2006-08-21
CIK 1329000

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares of Common Stock, par value $ .0001 per share, outstanding as of August 16, 2006.

Transitional Small Business Disclosure Format (Check one): YES  ☐ NO  ☒

ADAGIO ACQUISITION II, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Balance Sheet	F-1
June 30, 2006 (unaudited)

Condensed Statements of Operations (unaudited)	F-2
Three and Six months ended June 30, 2006 and the periods from
April 22, 2005 (Inception) to June 30, 2006 and 2005

Condensed Statement of Changes in Stockholder’s Equity (unaudited)	F-3
for the period April 22, 2005 (Inception) through June 30, 2006

Condensed Statements of Cash Flows (unaudited)	F-4
Six months ended June 30, 2006 and the periods from
April 22, 2005 (Inception) to June 30, 2006 and 2005

Notes to Interim Unaudited Condensed Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

ADAGIO ACQUISITION II, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET (Unaudited)
June 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$15,886
Prepaid expenses	3,125

Total Assets	$19,011

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$9,077

STOCKHOLDER'S EQUITY
Preferred stock - $.0001 par value - 10,000,000 shares authorized;
-0- shares issued and outstanding	-
Common stock - $.0001 par value - 75,000,000 shares authorized;
2,000,000 shares issued and outstanding	200
Aditional paid-in capital	49,800
(Deficit) accumulated during the development stage	(40,066)

Total Stockholder's Equity	9,934

$19,011

See notes to (unaudited) financial statements.

ADAGIO ACQUISITION II, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS (Unaudited)

				Cumulative
				Period From
	April 22, 2005	For the Three	For the Six	April 22, 2005
	(Inception)	Months	Months	(Inception)
	Through	Ended	Ended	Through
	June 30, 2005	June 30, 2006	June 30, 2006	June 30, 2006

Net Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

General and Administrative Expenses	(12,500)	(6,556)	(16,125)	(40,941)

Investment Income	-	174	359	875

Net (Loss)	$(12,500)	$(6,382)	$(15,766)	$(40,066)

Basic and Diluted (Loss) Per Share	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding	857,143	2,000,000	2,000,000	1,816,092

See notes to (unaudited) financial statements.

ADAGIO ACQUISITION II, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
FOR THE PERIOD APRIL 22, 2005 (INCEPTION) THROUGH JUNE 30, 2006

						(Deficit)
						accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In-	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance - April 22, 2005	-	$-	-	$-	$-	$-	$-

June 6, 2005
Issuance of Common Stock	-	-	2,000,000	200	49,800	-	50,000

Net (Loss)	-	-	-	-	-	(24,300)	(24,300)

Balance - December 31, 2005	-	$-	2,000,000	$200	$49,800	$(24,300)	$25,700

Net (Loss)	-	-	-	-	-	(15,766)	(15,766)

Balance - June 30, 2006	-	$-	2,000,000	$200	$49,800	$(40,066)	$9,934

See notes to (unaudited) financial statements.

ADAGIO ACQUISITION II, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

			Cumulative
		Period From	Period From
	For the Six	April 22, 2005	April 22, 2005
	Months	(Inception)	(Inception)
	Ended	Through	Through
	June 30, 2006	June 30, 2005	June 30, 2006

Cash Flows from Operating Activities
Net (Loss)	$(15,766)	$(12,500)	$(40,066)

Adjustments to reconcile Net (Loss) to
net cash used in operating activities:
Decrease (increase) in prepaid expenses	6,250	-	(3,125)
Increase in accounts payable and accrued liabilities	5,737	-	9,077
Net cash used in operating activities:	(3,779)	-	(34,114)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	50,000	50,000

Net Increase (decrease) in Cash and Cash Equivalents	(3,779)	37,500	15,886

Cash and Cash Equivalents - beginning	19,665	-	-

Cash and Cash Equivalents - end	$15,886	$37,500	$15,886

See notes to (unaudited) financial statements.

Adagio Acquisition II, Inc.

A Development Stage Company
Notes to Unaudited Financial Statements

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

e.	Fair Value of Financial Instruments - The carrying value of current assets and current liabilities approximate fair value due to their short-term nature.

Adagio Acquisition II, Inc.

A Development Stage Company
Notes to Unaudited Financial Statements

3.	Related Party Transactions

The Company utilizes the office space and equipment of an affiliate of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

4.	Interim Financial Statements

The accompanying Interim Financial Statements of the Company as of June 30, 2006 and for the three and six months then ended and for the period April 22, 2005 (Inception) to June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-KSB for the period April 22, 2005 (inception) through December 31, 2005. There have been no changes in significant accounting policies since December 31, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. The Company has not realized any revenues from operations since April 22, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 22, 2005 (inception) to June 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.
-------------------------------------------------
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
-----------------------------
There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended June 30, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation.

*3.2	Amendment to Certificate of Incorporation.

**3.3	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quaterly Report on Form 10-QSB for the period ended June 30, 2006.

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

ADAGIO ACQUISITION II, INC.

Date: August 16, 2006	By:	/s/ William P. Dioguardi
William P. Dioguardi
President

3